Form 10-K
period 2007-12-31
Fieldstone Mortgage Investment Trust, Series 2007-1
filed 2008-03-26
CIK 1389053

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K


  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2007

      OR


  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ____________ to ____________



      Commission file number: 333-125910-04

      Fieldstone Mortgage Investment Trust, Series 2007-1
      (exact name of issuing entity as specified in its charter)

      Fieldstone Mortgage Investment Corporation
      (exact name of the depositor as specified in its charter)

      Fieldstone Mortgage Corporation (as successor sponsor to Fieldstone Investment Corporation)
      (exact name of the sponsor as specified in its charter)



  Delaware                                N/A
  (State or other jurisdiction of         (I.R.S. Employer
  incorporation or organization)          Identification No.)



   c/o Wells Fargo Bank, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
  (Address of principal executive               (Zip Code)
  offices)


 Telephone number, including area code: (410) 884-2000




  Securities registered pursuant to Section 12(b) of the Act:

    NONE.



  Securities registered pursuant to Section 12(g) of the Act:

    NONE.



  Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

    Yes ___     No  X



  Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

    Yes ___     No  X



  Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes  X      No ___



  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.



  Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

   Large accelerated filer ___
   Accelerated filer ___
   Non-accelerated filer X (Do not check if a smaller reporting company) Smaller reporting company ___

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

    Yes ___     No  X



  State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

    Not applicable.



  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Not applicable.



  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    Not applicable.



  DOCUMENTS INCORPORATED BY REFERENCE

  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1)Any annual report to security holders; (2) Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

    Not applicable.





                                     PART I

  Item 1.      Business.

               Omitted.


  Item 1A.     Risk Factors.

               Omitted.


  Item 1B.     Unresolved Staff Comments.

               None.


  Item 2.      Properties.

               Omitted.


  Item 3.      Legal Proceedings.

               Omitted.


  Item 4.      Submission of Matters to a Vote of Security Holders.

               Omitted.




                                     PART II

  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

               Omitted.


  Item 6.      Selected Financial Data.

               Omitted.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

               Omitted.


  Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

               Omitted.


  Item 8.      Financial Statements and Supplementary Data.

               Omitted.


  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               Omitted.


  Item 9A.     Controls and Procedures.

               Omitted.


  Item 9A(T).  Controls and Procedures.

               Omitted.


  Item 9B.     Other Information.

               None.




                                    PART III

  Item 10.     Directors, Executive Officers and Corporate Governance.

               Omitted.


  Item 11.     Executive Compensation.

               Omitted.


  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

               Omitted.


  Item 13. Certain Relationships and Related Transactions, and Director Independence.

               Omitted.


  Item 14.     Principal Accounting Fees and Services.

               Omitted.




  ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB


Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.



Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114 (a) of Regulation AB.



Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

JP Morgan Chase Bank, National Association provides a swap agreement derivative instrument for the trust as disclosed in the 424 Prospectus. No additional disclosure is necessary because the significance percentage for the swap agreement is less than 10%.



Item 1117 of Regulation AB, Legal Proceedings.

On November 23, 2007, Fieldstone Mortgage Company, a Maryland corporation and successor sponsor to Fieldstone Investment Corporation, filed a petition under Chapter 11 of the Bankruptcy Code, 11 U.S.C. section 101 et seq., in the United States Bankruptcy Court for the District of Maryland, Baltimore Division.
This proceeding is being administered under Case No.07-21814-JS (Chapter 11). Fieldstone Mortgage Company originated all the mortgage loans in the Fieldstone Mortgage Investment Trust 2007-1 transaction. Fieldstone Mortgage Company is the successor in interest to the sponsor and the seller of the pool assets for the transaction.



Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously filed in a 424(b)(5) filing dated April 12, 2007 and in a Form 8-K filed on December 13, 2007.



Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The assessment of compliance for Litton Loan Servicing LP disclosed the following material noncompliance with servicing criteria 1122(d)(2)(vii), 1122(d)(4)(iii) and 1122(d)(4)(vi) as applicable during the twelve months ended December 31, 2007:


   Reconciliations for Asset-Backed Securities Related Bank Account - 1122(d)(2)(vii)

   Investor bank account reconciliations included certain reconciling items that were not resolved within 90 calendar days of their original identification.

   The controls over the investor bank account reconciliation process are adequately designed and operating effectively. In the fourth quarter of 2007, Litton Loan Servicing LP had reduced the number of investor bank account reconciliations which included reconciling items that were not resolved within 90 calendar days of their original identification to less than 4%.

   Litton Loan Servicing LP key monitoring controls include an account reconciliation status report, and a key performance indicator report which monitors bank account reconciliation timeliness, and the percentage of accounts which have 90-day reconciling items. Senior servicing management review both of these monitoring reports monthly.

   Loan Buyouts from Pool Assets - 1122(d)(4)(iii)

   Certain loan buyouts from pool assets were not made within timeframes established in the transaction agreements.

   Litton Loan Servicing LP is in the process of incorporating automation that will calculate the calendar month in which a loan can be bought out of individual securities based on the requirements in the respective transaction agreements. This automation will not allow a loan to be removed from a security unless it is in the timeframe allowed in the respective transaction agreements. Litton Loan Servicing LP expects to have this automation in place at or around the end of the first quarter 2008.



   Loan Modifications - 1122(d)(4)(vi)

   Certain loans were modified during the Reporting Period that included a modified maturity date that exceeded the latest maturity date established in the transaction agreements.

   In February 2008, Litton Loan Servicing LP reviewed all of its transaction agreements and updated its monitoring software with the latest maturity date a loan may be modified for each security. This software will systematically prohibit loss mitigation personnel from modifying a loan with a maturity date past the maturity date maintained in the system.



Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached hereto under Item 15.



                               Part IV

  Item 15. Exhibits, Financial Statement Schedules.

  (a) Exhibits.

  (4.1) Indenture dated as of April 1, 2007 between Fieldstone Mortgage
  Investment
  Trust, Series 2007-1, as Issuing Entity, and Wells Fargo Bank, N.A. as Trust Administrator and Indenture Trustee (incorporated by reference from Exhibit
  4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 27, 2007)

  (4.2) Amended and Restated Trust Agreement dated as of April 12, 2007 among Fieldstone Mortgage Investment Corporation, as Depositor, U.S. Bank Trust National Association, as Owner Trustee and Wells Fargo Bank, N.A., as Trust Administrator (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 27, 2007)

  (4.3) Transfer and Servicing Agreement dated as of April 1, 2007 among Fieldstone
  Mortgage Investment Trust, Series 2007-1, as Issuing Entity, Fieldstone Mortgage Investment Corporation, as Depositor, Wells Fargo Bank, N.A. as Trust Administrator and Indenture Trustee and Litton Loan Servicing LP, as Servicer (incorporated by reference from Exhibit 4.3 of the Current Report on
  Form 8-K of the registrant, as filed with the Commission on April 27, 2007)


  (31) Rule 13a-14(d)/15d-14(d) Certification.

  (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Litton Loan Servicing LP as Servicer
    33.2 Wells Fargo Bank, N.A. as Trust Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Litton Loan Servicing LP as Servicer
    34.2 Wells Fargo Bank, N.A. as Trust Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian



   (35) Servicer compliance statement.



    35.1 Litton Loan Servicing LP as Servicer
    35.2 Wells Fargo Bank, N.A. as Trust Administrator



   (b) Not applicable.

   (c) Omitted.



                          SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   Fieldstone Mortgage Investment Corporation
   (Depositor)


   /s/ Robert Weinstein
   Robert Weinstein, Chief Financial Officer
   (senior officer in charge of securitization of the depositor)


    Date:   March 26, 2008



  Exhibit Index

  Exhibit No.


   (4.1) Indenture dated as of April 1, 2007 between Fieldstone Mortgage Investment
   Trust, Series 2007-1, as Issuing Entity, and Wells Fargo Bank, N.A. as
   Trust
   Administrator and Indenture Trustee (incorporated by reference from Exhibit
   4.1 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 27, 2007)


   (4.2) Amended and Restated Trust Agreement dated as of April 12, 2007 among Fieldstone Mortgage Investment Corporation, as Depositor, U.S. Bank Trust National Association, as Owner Trustee and Wells Fargo Bank, N.A., as Trust Administrator (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K of the registrant, as filed with the Commission on April 27, 2007)

   (4.3) Transfer and Servicing Agreement dated as of April 1, 2007 among Fieldstone
   Mortgage Investment Trust, Series 2007-1, as Issuing Entity, Fieldstone Mortgage Investment Corporation, as Depositor, Wells Fargo Bank, N.A. as Trust Administrator and Indenture Trustee and Litton Loan Servicing LP, as Servicer (incorporated by reference from Exhibit 4.3 of the Current Report on
   Form 8-K of the registrant, as filed with the Commission on April 27, 2007)

   (31) Rule 13a-14(d)/15d-14(d) Certification.

   (33) Reports on assessment of compliance with servicing criteria for asset-backed securities.



    33.1 Litton Loan Servicing LP as Servicer
    33.2 Wells Fargo Bank, N.A. as Trust Administrator
    33.3 Wells Fargo Bank, N.A. as Custodian


   (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Litton Loan Servicing LP as Servicer
    34.2 Wells Fargo Bank, N.A. as Trust Administrator
    34.3 Wells Fargo Bank, N.A. as Custodian


   (35) Servicer compliance statement.



    35.1 Litton Loan Servicing LP as Servicer
    35.2 Wells Fargo Bank, N.A. as Trust Administrator
